Form 10-K
period 2005-12-31
First Horizon Asset Sec Mort Pas Thr Certs Ser 2005-8
filed 2006-03-30
CIK 1347901

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-125158-14



        First Horizon Mortgage Pass-Through Trust 2005-8

       (Exact name of registrant as specified in its charter)



   New York                                         75-2808384
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Trustee
   101 Barclay Street, 8W
   New York, NY                                10286
  (Address of principal executive offices)     (Zip Code)


  Registrants telephone number, including area code: 212-815-3235


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      Yes      No  X



  Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      Yes      No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X     No  ____




  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.




  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes      No  X


  Indicate by check mark whether registrant is a shell company (as defined in RUle 12b-2 of the Act)

      Yes      No  X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders (2)
  Any proxy or information statement and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.


  This Annual Report on Form 10-K (the Report) is filed with respect to the trust fund entitled First Horizon Mortgage Pass-Through Certificates, Series 2005-08 (the Trust Fund) formed pursuant to the pooling and servicing agreement, dated as of December 1, 2005 (the Pooling and Servicing Agreement) among First Horizon Asset Securities Inc., as depositor (the Company), First Horizon Home Loan Corporation, as seller and master servicer (the Master Servicer), and The Bank of New York, as trustee (the Trustee) for the issuance of First Horizon Mortgage Pass-Through Certificates, Series 2005-08 (the Certificates). Certain information otherwise required to be included in the Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to other issuers of Asset Backed Securities by the Commission pursuant to various no-action letters (the Relief Letters).



                        *               *               *






                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this report.

                               PART II


  Item 5.  Market for registrants Common Equity and Related Stockholder
           Matters.


            (a) Market Information.  There is no established public
                trading market for the Certificates
            (b) Holders.  As of December 31, 2005, based on records
                provided to the Trust by the DTC and the Trustee, the number of holders for each class of Certificate was as follows:


             Class 1A1                         1
             Class 1A2                         1
             Class 1A3                         1
             Class 1A4                         1
             Class 1A5                         1
             Class 1A6                         1
             Class 1A7                         1
             Class 1A8                         1
             Class 1A9                         1
             Class 1A10                        1
             Class 1A11                        1
             Class 1APO                        1
             Class AR                          2
             Class 2A1                         1
             Class 2APO                        1
             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class B4                          1
             Class B5                          1
             Class B6                          1

             Total:                            22

            (c) Dividends.  Not applicable.
            (d) Item 701 of Regulation S-K.  Not applicable.
            (e) Rule 463 of the Securities Act of 1933.  Not applicable.

  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, 99.4 for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.

  Item 9B. Other Information

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants Servicing Reports concerning servicing activities for the year ended December 31, 2005






    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2005.






    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2005.







    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) The Company filed no reports on Form 8-K to provide the statements for the monthly distributions to holders of the Certificates during the year covered by this Annual Report, as no distribution occurred until January 25, 2006. No other reports on Form 8-K were filed during the last quarter of the period covered by this report.







   (c) Not applicable.



   (d) Omitted.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




    First Horizon Mortgage Pass-Through Trust 2005-8
    (Registrant)



  Signed:


  By: Terry L. McCoy

  By: /s/ Terry L. McCoy, EVP

  Dated: March 27, 2006




                                  CERTIFICATION

   I, Terry L. McCoy, in my capacity as the Executive Vice President of First Horizon Home Loan Corporation (the Master Servicer) hereby cerfity that:

   1. I have reviewed this Annual Report on Form 10-K, and all reports required to be filed on Form 8-K containing distribution or servicing reports in respect of periods included in the year covered by this Annual Report of First Horizon Mortgage Pass-Through Certificates, Series 2005-8, there being none as no distribution occurred until January 25, 2006

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances in which such statements were made, not misleading as of the last day of the period covered by this annual report and

   3. Based on my knowledge, the distribution of servicing information required to be provided to the trustee by the Master Servicer under the Pooling and Servicing Agreement is included in these reports.

   4. I am responsible for reviewing the activities performed by the servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement and

   5. The reports disclose all significant deficiencies relating to the servicers compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports.


  Dated: March  27, 2006


                                           FIRST HORIZON HOME LOAN
                                           CORPORATION


                                           By: Terry L. McCoy
                                               /s/ Terry L. McCoy
		         		       Executive Vice President


 EX. 99-1


 Independent Accountants Report

 KPMG LLP
 Suite 3100
 717 North Harwood Street
 Dallas, TX 75201-6585


 The Board of Directors
 First Horizon Home Loan Corporation and Subsidiaries:

 We have examined managements assertion, included in the accompanying management assertion letter, that First Horizon Home Loan Corporation and its wholly owned subsidiary, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P. (the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

 Our examination was conducted in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companys compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with the minimum servicing standards.

 In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


 /s/ KPMG LLP
 ---------------
 KPMG LLP
 March 2, 2006



 EX. 99-2

 KPMG LLP
 717 North Harwood Street
 Suite 3100
 Dallas, TX 75201


 March 2, 2006

 Ladies and Gentlemen:

 As of and for the year ended December 31, 2005, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P., (collectively, the Company) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $100,000,000 and an errors and omissions policy in the amount of $25,000,000.


 Sincerely,

 /s/ Peter F. Makowiecki
 - ------------------------
 Peter F. Makowiecki
 Chief Executive Officer


 First Horizon Home Loan Corporation
 4000 Horizon Way
 Irving, TX 75063
 Phone: 800-707-0139



 EX. 99-3
                   ANNUAL SERVICING CERTIFICATION


 In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2005, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief:

 1.	Real estate taxes, special assessments and any charges
        that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.

 2.	FHA insurance premiums or private mortgage insurance
        premiums, if applicable, have been paid and are in full force and effect.

 3.	Properties are adequately insured and your interest, as
        Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.

 4.	For those loans being escrowed for the payment of taxes and
        insurance, sufficient amounts are being collected monthly to provide for payment of future items.

 5.	Property inspections have been completed according to the
        provisions of our servicing agreement, if applicable.

 6.	All other provisions of the servicing agreements have been
        adhered to.

 7.	To the extent there exist any exceptions to the foregoing
        that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event, no Exhibit is attached hereto it is to be presumed that no exceptions of a material nature to the foregoing exist.




 By: /s/ Isabel Palomino
     --------------
     (Signature)

     Isabel Palomino
     --------------
     (Printed name)

     Vice President
     --------------
     (Title)

     March 28, 2006
     --------------
     (Date)



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1A1                                 0.00                 0.00                0.00             27,500,000.00
   1A2                                 0.00                 0.00                0.00            100,000,000.00
   1A3                                 0.00                 0.00                0.00             38,000,000.00
   1A4                                 0.00                 0.00                0.00              1,558,000.00
   1A5                                 0.00                 0.00                0.00             11,883,000.00
   1A6                                 0.00                 0.00                0.00              5,000,000.00
   1A7                                 0.00                 0.00                0.00             15,000,000.00
   1A8                                 0.00                 0.00                0.00             20,000,000.00
   1A9                                 0.00                 0.00                0.00             11,175,000.00
   1A10                                0.00                 0.00                0.00             20,000,000.00
   1A11                                0.00                 0.00                0.00             13,825,000.00
   1APO                                0.00                 0.00                0.00              1,778,189.32
   AR                                  0.00                 0.00                0.00                    100.00
   2A1                                 0.00                 0.00                0.00             34,321,000.00
   2APO                                0.00                 0.00                0.00                361,577.16
   B1                                  0.00                 0.00                0.00              6,531,000.00
   B2                                  0.00                 0.00                0.00              1,710,000.00
   B3                                  0.00                 0.00                0.00                777,000.00
   B4                                  0.00                 0.00                0.00                622,000.00
   B5                                  0.00                 0.00                0.00                467,000.39
   B6                                  0.00                 0.00                0.00                466,734.42